Form 10-Q
period 2010-06-30
ECO FRIENDLY POWER TECHNOLOGIES CORP
filed 2010-08-12
CIK 1489955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30 , 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-166494

Eco-Friendly Power Technologies Corp
 (Exact name of registrant as specified in its charter)

(State of incorporation)	(I.R.S. Employer Identification No.)
Deleware	42-1769945 c/o Mordechai Gafni 24 Givat Shaul Street Givat Shaul 95477, Jerusalem, Israel Phone number: 972-546749641 Fax number: 972-546749641

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of  August 12 ,2010 , 3,000,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ECO-FRIENDLY POWER TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2010

Financial Statements-

Balance Sheet as of June 30, 2010	F-2

Statements of Operations for the Three Months and Six Month Ended
June 30, 2010, and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through June 30, 2010	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2010 and
Cumulative from Inception	F-5

Notes to Financial Statements	F-6

 ECO-FRIENDLY POWER TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

As of
June 30,
2010
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$300
Deferred offering costs	20,000

Total current assets	20,300

Total Assets	$20,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$27,079
Loans from related parties - Directors and stockholders	17,240

Total current liabilities	44,319

Total liabilities	44,319

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 150,000,000 shares
authorized; 3,000,000 shares issued and outstanding	300
(Deficit) accumulated during the development stage	(24,319)

Total stockholders' (deficit)	(24,019)

Total Liabilities and Stockholders' (Deficit)	$20,300

The accompanying notes to financial statements
are an integral part of these financial statements.

ECO-FRIENDLY POWER TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010
AND CUMULATIVE FROM INCEPTION (JANUARY 5, 2010)
THROUGH JUNE 30, 2010
(Unaudited)

	Three Months Ended	Six Months Ended	Cumulative
	June 30,	June 30,	From
	2010	2010	Inception

Revenues	$-	$-	$-

Expenses:
Consulting	1,600	1,600	1,600
Research and development	-	11,140	11,140
Filing Fees	2,079	2,079	2,079
General and administrative	7,000	8,000	8,000
Legal - incorporation	-	1,500	1,500

Total expenses	10,679	24,319	24,319

(Loss) from Operations	(10,679)	(24,319)	(24,319)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(10,679)	$(24,319)	$(24,319)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,833,333	2,917,127

The accompanying notes to financial statements are
an integral part of these financial statements.

ECO-FRIENDLY POWER TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JANUARY 5, 2010)
THROUGH JUNE 30, 2010
(Unaudited)

			(Deficit)
			Accumulated
			During the
	Common stock		Development
	Shares	Amount	Stage	Totals

Balance - at inception	-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	300

Net (loss) for the period	-	-	(24,319)	(24,319)

Balance - June 30, 2010	3,000,000	$300	$(24,319)	$(24,019)

The accompanying notes to financial statements are
an integral part of these financial statements.

ECO-FRIENDLY POWER TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH ENDED JUNE 30, 2010
AND CUMULATIVE FROM INCEPTION (JANUARY 5, 2010)
THROUGH JUNE 30, 2010
(Unaudited)

	Six Months Ended	Cumulative
	June 30,	From
	2010	Inception

Operating Activities:
Net (loss)	$(24,319)	$(24,319)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	(20,000)	(20,000)
Accounts payable and accrued liabilities	27,079	27,079

Net Cash Used in Operating Activities	(17,240)	(17,240)

Investing Activities:	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from shares issued	300	300
Loans from related parties - directors and stockholders	17,240	17,240

Net Cash Provided by Financing Activities	17,540	17,540

Net (Decrease) Increase in Cash	300	300

Cash - Beginning of Period	-	-

Cash - End of Period	$300	$300

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these financial statements.

ECO-FRIENDLY POWER TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Eco-Friendly Power Technologies corp. (“Eco-Friendly” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on January 5, 2010. The business plan of the Company is to develop a commercial application of the design in a patent of an “Incandescent light bulb life extending apparatus”. The Company also intends to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2010, and for the period then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, and the results of its operations and its cash flows for the periods ended June 30, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of March 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2010.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2010, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010, and expenses for the period ended June 30, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to develop a commercial application of the design in a patent of an “Incandescent light bulb life extending apparatus”. The Company also intends to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

On February 8, 2010, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Incandescent light bulb life extending apparatus” for consideration of $11,140 including attorney's fees. The United States Patent number is 7,081,714.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. As of June 30, 2010, the Company accrued $20,000 of deferred offering costs related to this capital formation activity. The Registration Statement was declared effective on July 6, 2010.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent

On February 8, 2010, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Incandescent light bulb life extending apparatus” for consideration of $11,140 including attorney's fees. The United States Patent number is 7,081,714. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The cost of obtaining the patent was expensed. The patent was issued on July 25, 2006 and will expire on May 4, 2024.

(4)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2010, loans from related parties amounted to $17,240 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On January 6, 2010, the Company issued 3,000,000 shares of its common stock to individuals who are  Directors and officers of the company for $300.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. As of June 30, 2010, the Company accrued $20,000 of deferred offering costs related to this capital formation activity. The Registration Statement was declared effective on July 6, 2010.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2010, was as follows (assuming a 23% effective tax rate):

2010

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$5,593
Change in valuation allowance	(5,593)

Total deferred tax provision	$-

The Company had deferred income tax assets as of June 30, 2010, as follows:

2010

Loss carryforwards	$5,593
Less - Valuation allowance	(5,593)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2010, the Company had approximately $24,319 in tax loss carryforwards that can be  utilized in future periods to reduce taxable income, and expire by the year 2030.

(7)  Related Party Transactions

As described in Note 4, as of June 30, 2010, the Company owed $17,240 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on January 6, 2010, the Company issued 3,000,000 shares of its common stock to Directors and officers for $300.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Eco-Friendly Power Technologies Corp   ,” Company,” “we,” “our” or “us” refer to Eco-Friendly Power Technologies Corp.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission . While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

Our Business

We were incorporated in Delaware on January 5, 2010 and are a development stage company. On February 8, 2010, we entered into an exclusive worldwide patent sale agreement (the "Patent Sales Agreement ") with David Galosky, inventor, in relation to a patented technology (Patent Number: 7,081,714) for an incandescent light bulb life extending apparatus. The Eco-Friendly Power Technologies technology has the potential to be adopted as a standard in all homes, making a decisive contribution towards significantly and reliably extending the life of a standard incandescent light bulb. Based on the patent, the Company believes that this apparatus will significantly extend the life of a standard incandescent bulb. However, until the Company can successfully develop a prototype and test it, the Company cannot currently estimate the full extent of the benefits to be gained from this apparatus.

The patent and technology were transferred to Eco-Friendly Power Technologies Corp. in exchange of payment to David Galosky, US $8,400 (Eight thousand and four hundred United States Dollars), according to the condition specified in the Patent Sales Agreement related to the Patent Number: 7,081,714.

The Eco-Friendly Power Technologies Corp. invention, based on a patented technology, is for an incandescent light bulb life-extending apparatus which is placed between a standard lamp power cord or similar life fixture power cord, and a standard A.C. all socket or receptacle. The device operates by modifying or wave shaping the A.C. power that supplies power to a lamp or light fixture, using a phase control circuit that is fixed at a specific phase that does not change. Once a working prototype has been developed, we will then work to develop and manufacture the Product or license the manufacturing and related marketing and selling rights to a third party.

Employees

Other than our current Directors and officers,  we have no other full time or part-time employees however the  Company has 2 outside consultants ..

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Plan of Operation

The design and development of a commercial product will be carried out by specialist subcontractors offering expertise in several relevant disciplines, including plastics and metal, device design, operation and control, automation and mechanics, as required.

There are some manufacturers of incandescent light bulb life-extending devices. To be effective a light bulb life extending apparatus must be easy to install and must be cost effective. Moreover, a light bulb life extending apparatus should extend the life of a standard light bulb significantly, when used on a continuous basis. With the foregoing in mind, it would be greatly advantageous to provide a life-extending light bulb apparatus that overcomes these cost and housekeeping problems associated with previous longer light bulbs or systems, by operating with a standard incandescent light bulb.

A number of inventions alter the amount of light emanating from a light source. For example, U.S. Pat. No. 5,017,838 to Nilssen shows a frequency converter that converts 120 Volt/60 Hz received from a power line to an output of 120 Volt/30 kHz, thereby increasing the luminous efficacy. U.S. Pat. No. 6,294,901 to Peron and U.S. Pat. No. 5,789,869 to Lo et al. each show dimmer switch mechanisms.

U.S. Pat. No. 4,980,607 to Albert et al. issued Dec. 25, 1990 shows a light bulb life extender made in a small disc-like form and designed to be removably insertable into a light bulb socket. The device employs a silicon bilateral voltage triggered switch specifically designed to allow a voltage output of a predetermined percentage of the voltage input. Through this reduction in voltage, the associated light bulb will burn slightly less brightly but with significantly extended life span.

While each of the foregoing examples alter the amount of light emanating from a light source either by changing the frequency or by limiting current, none contemplate the use of a phase control circuit. It would be far more advantageous to approach the problem by modifying the A.C. power to the lamp or light fixture using a fixed phase control circuit. This approach would allow the life extending standard light bulb apparatus to accomplish its task without adding complexity to the bulb itself, thereby providing an alternative to expensive longer lasting light bulbs. The inexpensive standard incandescent light bulb would have a significantly extended life, and even then could be replaced with another inexpensive standard incandescent light bulb so that it too could have a significantly extended life without the added cost of purchasing an expensive longer life bulb.

None of these, however, has been found particularly effective. While these patents have been issued, to date, the company is not aware of any competitive solutions and/or solutions related to these or other patents that have been successfully launched on the market to date.

The present invention (covered by patent number 7,081,714) is an incandescent light bulb life-extending apparatus which is placed between a standard lamp power cord or similar life fixture power cord, and a standard A.C. all socket or receptacle. The device operates by modifying or wave shaping the A.C. power that supplies power to a lamp or light fixture, using a phase control circuit that is fixed at a specific phase that does not change.

In effect, while there may be other devices that are designed to extend the life span of incandescent lights currently available on the market, none focus on using a phase control circuit that avoids modifying the standard incandescent light bulb itself or impacts on the amount of light generated from the source, or changes the frequency current.

The Company needs approximately 2-3 months to develop the working prototype, after sufficient funds are raised to cover this expense. Once the prototype is successfully tested and operational, the Company estimates that it needs another 3-6 months to successfully bring the product to the market.

General Working Capital

The Company is in the process of raising $75,000   gross proceeds pursuant to the effective Registration Statement on Form S-1, filed with the Securities and Exchange Commission.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Liquidity and Capital Resources

Our balance sheet as of  June 30 2010 reflects cash in the amount of $300. The net loss for the six  months ended June 30, 2010 amounted to $24,319.

 We expect to incur a minimum of $100,000  in expenses during the next twelve months of operations.  Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering . We potentially will have to issue debt or equity  securities and / or enter into a strategic arrangement with a third party.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the six months ended June 30 2010.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12 , 2010	Eco-Friendly Power Technologies Corp .

	By:	/s/ Mordehcai Gafni
Name Mordechai Gafni Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date August 12 , 2010	By	/s/ Mordechai Gafni
Name: Mordechai Gafni Title: President and Director (Principal Executive Officer)

Date: August 12 , 2010	By:	/s/ Edith Shenker
Name: Edith Shenker Title: Secretary and Director (Principal Internal Accounting Officer)