Form 10-Q
period 2010-09-30
ECO FRIENDLY POWER TECHNOLOGIES CORP
filed 2010-10-28
CIK 1489955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of  October 28 ,2010 , 5,500,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ECO-FRIENDLY POWER TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

ECO-FRIENDLY POWER TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

As of
September 30,
2010
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$75,016

Total current assets	75,016

Total Assets	$75,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$32,701
Loans from related parties - Directors and stockholders	17,805

Total current liabilities	50,506

Total liabilities	50,506

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 5,500,000 shares issued and outstanding	550
Additional paid-in capital	54,750
(Deficit) accumulated during the development stage	(30,790)

Total stockholders' equity	24,510

Total Liabilities and Stockholders' Equity	$75,016

The accompanying notes to financial statements
are an integral part of these financial statements.

ECO-FRIENDLY POWER TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
AND CUMULATIVE FROM INCEPTION (JANUARY 5, 2010)
SEPTEMBER 30, 2010
(Unaudited)

	Three Months Ended	Nine Months Ended	Cumulative
	September 30,	September 30,	From
	2010	2010	Inception

Revenues	$-	$-	$-

Expenses:
Consulting	-	1,600	1,600
Research and development	-	11,140	11,140
Filing Fees	597	2,676	2,676
General and administrative	5,590	13,590	13,590
Legal - incorporation	-	1,500	1,500
Other	755	755	755

Total expenses	6,942	31,261	31,261

(Loss) from Operations	(6,942)	(31,261)	(31,261)

Other Income (Expense)
Foreign currency gain	471	471	471

Provision for income taxes	-	-	-

Net (Loss)	$(6,471)	$(30,790)	$(30,790)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,788,043	3,265,568

The accompanying notes to financial statements are
an integral part of these financial statements.

ECO-FRIENDLY POWER TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JANUARY 5, 2010)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	3,000,000	300	-	-	300

Common stock issued for cash ($0.03/share)	2,500,000	250	54,750	-	55,000

Net (loss) for the period	-	-	-	(30,790)	(30,790)

Balance - September 30, 2010	2,500,000	$550	$54,750	$(30,790)	$24,510

The accompanying notes to financial statements are
an integral part of these financial statements.

ECO-FRIENDLY POWER TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH ENDED SEPTEMBER 30, 2010
AND CUMULATIVE FROM INCEPTION (JANUARY 5, 2010)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Nine Months Ended	Cumulative
	September 30,	From
	2010	Inception

Operating Activities:
Net (loss)	$(30,790)	$(30,790)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	12,701	12,701

Net Cash Used in Operating Activities	(18,089)	(18,089)

Investing Activities:	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from shares issued	75,300	75,300
Loans from related parties - directors and stockholders	17,805	17,805

Net Cash Provided by Financing Activities	93,105	93,105

Net (Decrease) Increase in Cash	75,016	75,016

Cash - Beginning of Period	-	-

Cash - End of Period	$75,016	$75,016

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2010, and for the period then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of its operations and its cash flows for the periods ended September 30, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of March 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2010, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010, and expenses for the period ended September 30, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. On September 2, 2010 the Company completed the capital formation activity and received proceeds of $75,000. Offering costs related to this capital formation activity amounted to $20,000. The Registration Statement was declared effective on July 6, 2010.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2010, loans from related parties amounted to $17,805 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On January 6, 2010, the Company issued 3,000,000 shares of its common stock to individuals who are Directors and officers of the company for $300.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. On September 2, 2010 the Company completed the capital formation activity and received proceeds of $75,000. Offering costs related to this capital formation activity amounted to $20,000. The Registration Statement was declared effective on July 6, 2010.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2010, was as follows (assuming a 23% effective tax rate):

2010

Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$7,082
Change in valuation allowance	(7,082)
Total deferred tax provision	$-

The Company had deferred income tax assets as of September 30, 2010, as follows:

2010

Loss carryforwards	$7,082
Less - Valuation allowance	(7,082)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2010, the Company had approximately $30,790 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

(7)  Related Party Transactions

As described in Note 4, as of September 30, 2010, the Company owed $17,805 to Directors, officers, and principal stockholders of the Company for working capital loans.

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

General Working Capital

The Company  has raised gross  proceeds of  $75,000   pursuant to the effective Registration Statement on Form S-1, filed with the Securities and Exchange Commission and issued 2,500,000 free trading shares to 40 investors accordingly ..

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Liquidity and Capital Resources

Our balance sheet as of  September 30, 2010 reflects cash in the amount of $75,016 .The net loss for the nine  months ended September 30, 2010 amounted to $30,790.

 We expect to incur a minimum of $100,000  in expenses during the next twelve months of operations.  Accordingly, we will have to raise additional  funds to pay for these expenses. We might do so through a private offering . We potentially will have to issue debt or equity  securities and / or enter into a strategic arrangement with a third party.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the nine months ended September  30 2010.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2010	Eco-Friendly Power Technologies Corp.

	By:	/s/ Mordehcai Gafni
Name Mordechai Gafni
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date October 28, 2010	By	/s/ Mordechai Gafni
Name: Mordechai Gafni
Title: President and Director
(Principal Executive Officer)

Date: October 28, 2010	By:	/s/ Edith Shenker
Name: Edith Shenker
Title: Secretary and Director
(Principal Internal Accounting Officer)