Form 10-K
period 2010-12-31
DIGAGOGO VENTURES CORP
filed 2011-03-29
CIK 1489955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

DIGAGOGO VENTURES CORP.

(Exact name of registrant as specified in its charter)

Delaware	333-161914	42-1769945
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

2011 Courtside Ln., Suite 101

Charlotte, NC 28270

(Address of principal executive offices)

(704) 246-8073

(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “DOGO.”

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of March 28, 2011, there were 85,000,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “DOGO”, “we”, “us” and “our” are references to Digagogo Ventures Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.

BUSINESS

Formation

We were incorporated in the State of Delaware on January 5, 2010 under the name Eco-Friendly Power Technologies Corp (“Eco-Friendly”). The original business plan of Eco-Friendly was to develop a commercial application of the design in a patent of an “Incandescent light bulb life extending apparatus”. Eco-Friendly also intended to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

On February 8, 2010, Eco-Friendly entered into a Patent Transfer and Sale Agreement (the “Agreement”) whereby we acquired all of the right, title and interest in the patent known as the “Incandescent light bulb life extending apparatus” for consideration of $11,140 including attorney's fees. The United States Patent number is 7,081,714. Under the terms of the Agreement, Eco-Friendly was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The cost of obtaining the patent was expensed. The patent was issued on July 25, 2006 and will expire on May 4, 2024.

We believe that effective approximately August 12, 2010, we became a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

On November 17, 2010, Eco-Friendly filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State changing its corporate name to Digagogo Ventures Corp. (hereinafter the “Company”). As of such date, we ceased all prior operations and are in the process of developing a new business model.

Our Business

As of the date of this Annual Report, we shall continue to undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined. If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom we can either merge or acquire.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our corporate office is located at 2011 Courtside Lane, Suite 101, Charlotte, NC 28270. This location is the home of the President and Director and we have been allowed to operate out of such location at no cost to the Company. Our telephone number at that facility is (704) 246-8073. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not presently own any real property.

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

[REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since September 16, 2010 trading under the symbol “ECFP.OB.” On February 1, 2011 our symbol was changed to “DOGO.OB” to reflect our Company’s name change. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading September 16, 2010 based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 – High	---	---	---	---
2010 – Low	---	---	---	---
2009 – High	---	---	---	---
2009 – Low	---	---	---	---

Record Holders

As of December 31, 2010, an aggregate of 55,000,000 shares of our common stock were issued and outstanding and were owned by approximately 10 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

None.

Re-Purchase of Equity Securities

None.

Dividends

On December 1, 2010, the Company effectuated a forward split of its issued and outstanding common shares, whereby every one old share of common stock was exchanged for ten new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from 5,500,000 prior to the forward split to 55,000,000 following the forward split. FINRA confirmed approval of the forward split, payable as a dividend to shareholders as of November 18, 2010. The forward split shares are payable upon surrender of certificates to the Company's transfer agent.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Balance Sheet

As at December 31, 2010, the Company had no assets and had total liabilities of $53,198 comprised of $50,662 of accounts payable and accrued liabilities from outstanding operating costs, and $2,536 of loan payable to an unrelated party, which is unsecured, due interest at 10% per annum, and due on demand.

During the year ended December 31, 2010, the Company issued 55,000,000 common shares for proceeds of $75,300, less share issuance costs of $20,000. On March 22, 2011, the Company issued 30,000,000 common shares to the President and Director of the Company in conjunction with an employment agreement.

Operating Revenues

During the year ended December 31, 2010, the Company did not recognize any operating revenue.

Operating Expenses

During the year ended December 31, 2010, the Company had operating expenses and a net loss of $108,498 comprised of professional fees of $59,500 relating to audit, accounting, and legal fees associated with the Company’s S-1 registration process and change in control procedures, $26,036 in consulting fees relating to due diligence costs associated with the change in control and management consulting fees incurred since the Company’s inception, $10,463 in transfer agent fees with respect to the recording and issuance of common shares and edgarization of SEC documents during the year, $11,140 in research and development expenses, $1,830 in general and administrative fees, and a foreign exchange gain of $471.

Liquidity and Capital Resources

As at December 31, 2010, the Company had a cash balance of $nil and a working capital deficit of $53,198.

Cashflow from Operating Activities

During the year ended December 31, 2010, the Company used $57,836 of cash for operating activities related to the inception and start-up costs relating to the Company’s S-1 registration process and general operations.

Cashflow from Investing Activity

During the year ended December 31, 2010, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2010, the Company received $57,836 from financing activities including $75,300 from the issuance of common shares and $2,536 from the issuance of an unsecured, 10% interest per annum, and due on demand note payable. The proceeds were offset by the payment of $20,000 in share issuance costs.

We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. Accordingly, we will have to raise additional funds to pay for these expenses. We might do so through a private offering. We potentially will have to issue debt or equity securities and/or enter into a strategic arrangement with a third party.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in Note 2 of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

December 31, 2010

Index

F-1

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheet

F-3

Statement of Operations

F-4

Statement of Cash Flows

F-5

Statement of Stockholders’ Deficit

 F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

We have audited the accompanying balance sheet of Digagogo Ventures Corporation (a development stage company formerly known as Eco-Friendly Power Technologies Corp.) as of December 31, 2010, and the related statements of operations, changes in stockholders' deficit, and cash flows for the period from January 5, 2010 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digagogo Ventures Corp. and as of December 31, 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 24, 2011

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Balance Sheet

December 31, 2010 $
ASSETS

Current Assets

Cash	–

Total Assets	–
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	50,662
Loan payable	2,536

Total Liabilities	53,198

Stockholders’ Deficit

Common Stock Authorized: 1,500,000,000 common shares, par value of $0.0001 per share Issued and outstanding: 55,000,000 common shares	5,500

Additional paid-in capital	49,800

Deficit accumulated during the development stage	(108,498)

Total Stockholders’ Deficit	(53,198)

Total Liabilities and Stockholders’ Deficit	–

Nature of Operations and Continuance of Business (Note 1)

(The accompanying notes are an integral part of these financial statements)

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Statement of Operations

Accumulated from January 5, 2010 (date of inception) to December 31, 2010 $

Revenue	–

Operating Expenses

Consulting fees	26,036
Foreign exchange gain	(471)
General and administrative	1,830
Professional fees	59,500
Research and development	11,140
Transfer agent and filing fees	10,463

Net Loss for the Period	108,498

Net Loss Per Share, Basic and Diluted	–

Weighted Average Shares Outstanding	42,191,781

(The accompanying notes are an integral part of these financial statements)

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Statement of Cash Flows

Accumulated from January 5, 2010 (date of inception) to December 31, 2010 $
Operating Activities

Net loss for the period	(108,498)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	50,662

Net Cash Used in Operating Activities	(57,836)

Financing activities

Proceeds from loan payable	2,536
Proceeds from the issuance of common stock	75,300
Share issuance costs	(20,000)

Net Cash Provided by Financing Activities	57,836

Increase in Cash	–

Cash, Beginning of Period	–

Cash, End of Period	–

Supplemental Disclosures
Interest paid	–
Income tax paid	–

(The accompanying notes are an integral part of these financial statements)

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Statement of Stockholders’ Deficit

For the Period from January 5, 2010 (Date of Inception) to December 31, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
		Amount	Capital	Stage	Total
	#	$	$	$	$

Balance, January 5, 2010 (Date of Inception)	–	–	–	–	–

Issuance of founders’ shares	30,000,000	3,000	(2,700)	–	300
				–
Issuance of shares for cash at $0.003	25,000,000	2,500	72,500	–	75,000

Share issuance costs	–	–	(20,000)	–	(20,000)

Net loss for the period	–	–	–	(108,498)	(108,498)

Balance, December 31, 2010	55,000,000	5,500	49,800	(108,498)	(53,198)

(The accompanying notes are an integral part of these financial statements)

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

1.

Nature of Operations and Continuance of Business

Digagogo Ventures Corp. (the “Company”), formerly called Eco-Friendly Technologies Corp., is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on January 5, 2010. The business plan of the Company is to develop a commercial application of the design in a patent of an Incandescent light bulb life extending apparatus. The Company also intends to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2010, the Company had a working capital deficit of $53,198 and an accumulated deficit of $108,498. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2010, the Company had no cash equivalents.

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31, 2010 there were no potentially dilutive shares.

e)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)

Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash and accounts payable. The fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Patent

On February 8, 2010, the Company entered into a Patent Transfer and Sale Agreement (the “Agreement”) whereby the Company acquired all of the right, title and interest in the patent known as the “Incandescent light bulb life extending apparatus” for consideration of $11,140 including attorney's fees. Under the terms of the Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances until the patent’s expiration on May 4, 2024. The acquisition cost of the patent was expensed.

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

4.

Common Stock

a)

On January 6, 2010, the Company issued 30,000,000 founders shares of its common stock to management and directors for $300.

b)

On September 2, 2010, the Company issued 25,000,000 common shares for proceeds of $75,000, net of share issuance costs of $20,000.

c)

On December 1, 2010, the Company and its Board of Directors approved a 10:1 forward stock split of all issued and outstanding common shares. The effect of the forward stock split increased the number of issued and outstanding common shares from 5,500,000 shares to 55,000,000 shares, and the forward stock split has been applied on a retroactive basis since the Company’s inception date.

d)

On March 22, 2011, the Company issued 30,000,000 common shares to the President and Director of the Company in conjunction with an employment agreement

5.

Income Taxes

The Company has a net operating loss carried forward of $108,498 available to offset taxable income in future years which commence expiring in fiscal 2030.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

2010 $

Income tax recovery at statutory rate	(36,889)

Valuation allowance change	36,889

Provision for income taxes	–

The significant components of deferred income tax assets and liabilities at December 31, 2010 are as follows:

2010 $

Net operating loss carried forward	36,889

Valuation allowance	(36,889)

Net deferred income tax asset	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. As at December 31, 2010, the Company has no uncertain tax positions.

6.

Subsequent Event

On March 22, 2011, the Company entered into an employment agreement with the President and Director of the Company. Under the terms of the agreement, the Company will pay $2,000 per month in management fees and issue, on a one-time basis, 30,000,000 common shares of the Company. The agreement is for a period of five years unless terminated by mutual agreement between the Company and the President and Director of the Company.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 16, 2010, M&K CPAS, PLLC (“MKC”) was engaged as the registered independent public accountant for the Company and the Weinberg & Baer LLC (“WAB”) was dismissed as the registered independent public accountant for the Company. The decisions to appoint MKC and dismiss WAB were approved by the Board of Directors of the Company on November 16, 2010.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant’s report on the financial statements for the period ended March 31, 2010, WAB's reports on the financial statements of the Company for the period ended March 31, 2010 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. For the two most recent fiscal years and any subsequent interim period through WAB's termination on November 16, 2010, WAB disclosed the uncertainty regarding the ability of the Company to continue as a going concern in its accountant’s report on the financial statements.

In connection with the audit and review of the financial statements of the Company through November 16, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with WAB's opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the period ended March 31, 2010 and interim unaudited financial statements through November 16, 2010, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to November 16, 2010, the Company did not consult with MKC regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to WAB prior to the date of the filing of this report and requested that WAB furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of the letter furnished in response to that request is filed with the SEC on November 17, 2010 as part of our Current Report on Form 8-K and is incorporated herein by reference.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of December 31, 2010, our internal control over financial reporting is not effective based on these criteria.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2011.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes in Internal Control and Financial Reporting

Our management, including our principal executive officer and principal financial officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position with the Company	Director Since
Fernando Londe	45	CEO, CFO, President, Treasurer, Secretary, and Director	November 3, 2010

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors. Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Fernando Londe - Mr. Londe is an accomplished senior information technology director with over 18 years of demonstrated career success developing and executing operational strategies to promote organizational growth and optimal utilization of emerging technologies. From 2009 to 2010, Mr. Londe has been acting as a business consultant for various companies. Previously, from 2003 to 2009, Mr. Londe served as Chief Technology Officer of the Network & Carrior Division for FREE S.R.L., based in Italy, where he spearheaded development of a commercial VoIP network and helped obtain a license as a Telco Carrier with the Italian Authority. From 1999 to 2003, Mr. Londe was Chief Technology Officer for Com. Tel S.P.A. in Italy where he served as project manager of SS7/C7 Interconnection with major Telecom carriers in Italy and also assisted in obtaining a license as a Telco Carrier with the Italian Authority. Mr. Londe brings to the Company his experience as an executive leader in communications, business development, business reengineering, project management, team developing and management consulting. In light of Mr. Londe's extensive experience in information technology and licensing described above, the Company’s Board of Directors concluded that it was in the Company's best interest for him to serve as an officer and director.

Identification of Significant Employees

As of the date of this Report, other than our current directors and officers, we have no other full-time or part-time employees.

On March 22, 2011, the Company entered into an Employment Agreement with Fernando Londe (the “Employment Agreement”).  Pursuant to the terms and conditions of the Employment Agreement, Mr. Londe shall serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director for a term of five (5) years, unless earlier terminated per the Employment Agreement. In exchange, Mr. Londe shall receive a monthly salary of $2,000 and a one-time bonus of thirty million (30,000,000) shares of the Company’s common stock.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our chief executive officer and chief financial officer.  A written copy of the Code is available upon written request to the Company.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2010 and 2009:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fernando Londe (1) President, CEO, CFO,	2010	$ nil	nil	nil	$ nil	nil	nil	$nil	$ nil
Secretary, Treasurer and Director	2009	$ nil	nil	nil	$ nil	nil	nil	$nil	$ nil

Mordechai Gafni (2)	2010	$ nil	nil	nil	$ nil	nil	nil	$nil	$ nil
Former President, CEO and Director	2009	$ nil	nil	nil	$ nil	nil	nil	$nil	$ nil

Edith Janet Shenker (3)	2010	$ nil	nil	nil	$ nil	nil	nil	$nil	$ nil
Former CFO, Treasurer and Secretary	2009	$ nil	nil	nil	$ nil	nil	nil	$nil	$ nil

(1)

On November 3, 2010, the Company’s Board of Directors nominated Fernando Londe as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director. On November 3, 2010, Mr. Londe accepted the appointment. On March 22, 2011, the Company entered into an Employment Agreement with Mr. Londe.

(2)

On November 3, 2010, Mordechai Gafni resigned as the Company's Chief Executive Officer, President and Director. The resignation did not involve any disagreement with the Company.

(3)

On November 3, 2010, Edith Shenker resigned as the Company’s Chief Financial Officer, Treasurer and Secretary. The resignation did not involve any disagreement with the Company.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2010.

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	nil	nil	nil	$ nil
Total	nil	nil	nil	$ nil

No officer or director of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2010.

Pension, Retirement or Similar Benefit Plans

As of December 31, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation of Directors

Our directors receive no extra compensation for their service on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 28, 2011 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (%)(1)
Fernando Londe 2011 Courtside Lane, Suite 101 Charlotte, NC 28270	Common	60,000,000	70.58%
All Officers and Directors as a Group (1 person)		60,000,000	70.58%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

Changes in Control

On November 3, 2010, Fernando Londe acquired the majority of the issued and outstanding shares of the Company’s common stock from Mordechai Gafni and Edith Shenker (collectively, the “Sellers”), per the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Sellers and Fernando Londe. Pursuant to the terms of the Stock Purchase Agreement, Fernando Londe acquired three million (3,000,000) shares (the "Shares") of the Company’s common stock which represents approximately 54.55% (pre-forward split). The purchase price for the Shares was one hundred ninety-five thousand dollars ($195,000).

Other than the foregoing, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Fernando Londe is not an independent director because he is also an executive officer of the Company.

Related Party Transactions

On January 6, 2010, the Company issued 30,000,000 split-adjusted shares of its common stock to Directors and officers for $300.

As of December 31, 2010, the Company owed $nil to directors, officers, and principal stockholders of the Company for working capital loans.

On March 22, 2011, the Company issued 30,000,000 shares of its common stock to Fernando Londe as a one-time bonus.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

		Year Ended December 31, 2010
Audit fees		$6,000
Audit-related fees	$	Nil
Tax fees	$	Nil
All other fees	$	Nil
Total		$6,000

Audit Fees

During the fiscal year ended December 31, 2010, we incurred approximately $6,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $nil.

Tax Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $nil.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number	Description	Filed
3.01	Articles of Incorporation	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amended and Restated Certificate of Incorporation	Filed with the SEC on December 23, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
10.01	Patent Sales Agreement between the Company and David Galosky dated February 8, 2010	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
10.02	Employment Agreement between the Company and Fernando Londe dated March 22, 2011.	Filed with the SEC on March 23, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed herewith.
16.01	Letter from Former Accountant Weinberg & Baer LLC, dated November 16, 2010	Filed with the SEC on November 17, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGAGOGO VENTURES CORP.

Dated: March 28, 2011

/s/ Fernando Londe

By: Fernando Londe

Its: President and Principal Executive Officer

Dated: March 28, 2011

/s/ Fernando Londe

By: Fernando Londe

Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 28, 2011

/s/ Fernando Londe

Fernando Londe, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.