Form 10-Q
period 2011-03-31
DIGAGOGO VENTURES CORP
filed 2011-05-16
CIK 1489955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-161914

DIGAGOGO VENTURES CORP.

(Exact name of registrant as specified in its charter)

Delaware	42-1769945
(State of incorporation)	(I.R.S. Employer Identification No.)

2011 Courtside Ln., Suite 101

Charlotte, NC 28270

(Address of principal executive offices)

(704) 246-8073

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

As of May 13, 2011, there were 85,000,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

DIGAGOGO VENTURES CORP.*

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Digagogo Ventures Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "DOGO" refers to Digagogo Ventures, Corp.

PART I - FINANCIAL INFORMATION

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

March 31, 2011

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	March 31, 2011 $	December 31, 2010 $
ASSETS

Current Assets

Cash	173	–

Total Assets	173	–
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	51,678	50,662
Due to related parties	12,036	–
Notes payable	22,943	2,536

Total Liabilities	86,657	53,198

Stockholders’ Deficit

Common Stock Authorized: 1,500,000,000 common shares, with a par value of $0.0001 per share Issued and outstanding: 85,000,000 and 55,000,000 common shares, respectively	8,500	5,500

Additional paid-in capital	7,546,800	49,800

Deficit accumulated during the development stage	(7,641,784)	(108,498)

Total Stockholders’ Deficit	(86,484)	(53,198)

Total Liabilities and Stockholders’ Deficit	173	–

(The accompanying notes are an integral part of these financial statements)

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31, 2011 $	For the Three Months Ended March 31, 2010 $	Accumulated from January 5, 2010 (date of inception) to March 31, 2011 $

Revenue	–	–	–

Operating Expenses

Consulting fees	17,458	–	43,494
General and administrative	558	1,000	2,388
Foreign exchange gain/ loss	–	–	(471)
Management fees	7,506,000	–	7,506,000
Professional fees	8,435	1,500	67,935
Research and development	–	11,140	11,140
Transfer agent fees	363	–	10,826

Loss Before Other Expense	7,532,814	13,640	7,641,312

Other Expense

Interest Expense	(472)	–	(472)

Net Loss for the Period	(7,533,286)	(13,640)	(7,641,784)

Net Loss Per Share, Basic and Diluted	(0.13)	–

Weighted Average Shares Outstanding	58,333,333	36,904,110

(The accompanying notes are an integral part of these financial statements)

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31, 2011 $	For the Three Months Ended March 31, 2010 $	Accumulated from January 5, 2010 (date of inception) to March 31, 2011 $
Operating Activities

Net loss for the period	(7,533,286)	(13,640)	(7,641,784)

Adjustment to reconcile net loss to cash used in operating activities:

Shares issued for management fees	7,500,000		7,500,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	1,016	1,000	51,678
Due to related parties	12,036	12,640	12,036

Net Cash Used in Operating Activities	(20,234)	–	(78,070)

Financing activities

Proceeds from loan payable	20,407	–	22,943
Proceeds from related parties	–	–	75,300
Proceeds from the issuance of common stock	–	–	(20,000)

Net Cash Provided by Financing Activities	20,407	–	78,243

Increase in Cash	173	–	173

Cash, Beginning of Period	–	–	–

Cash, End of Period	173	–	173

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2011, the Company had a working capital deficit of $86,484 and an accumulated deficit of $7,641,784. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2011, the Company had no cash equivalents.

d)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and notes payable. The fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements (continued)

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

4.

Notes Payable

a)

As of March 31, 2011, the Company issued various notes payable totalling $20,407 (2010 - $nil) to a non-related party. These amounts owing are unsecured, due interest of 12% per annum, and due on demand. As of March 31, 2011, accrued interest of $472 has been recorded in accounts payable.

b)

As of March 31, 2011, the Company owed $2,536 (2010 - $2,536) to a non-related party. The amounts owing are unsecured, non-interest bearing, and due on demand.

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

5.

Related Party Transactions

As at March 31, 2011, the Company owed $12,036 (2010 - $nil) to the President of the Company for financing of day-to-day expenditures and management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

6.

Common Stock

On March 22, 2011, the Company issued 30,000,000 common shares for management fees to the President of the Company valued at $7,500,000, based on the market price of the stock on the date of issuance.

7.

Commitment

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

8.

Subsequent Event

On April 4, 2011, the Company issued a note payable of $25,000 to a non-related party. This amount owing is unsecured, due interest of 12% per annum, and due on demand.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2011 $	2010 $
Current Assets	173	-
Current Liabilities	86,657	53,198
Working Capital (Deficit)	(86,484)	(53,198)

Cash Flows

	March 31, 2011 $	March 31, 2010 $
Cash Flows from (used in) Operating Activities	(20,234)	-
Cash Flows from (used in) Financing Activities	20,407	-
Net Increase (decrease) in Cash During Period	173	-

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2011 were $7,532,814 compared with $13,640 for the three months ended March 31, 2010. The increase of $7,519,174 was attributed to the fact that the Company issued 30,000,000 common shares with a fair value of $7,500,000 to the President of the Company and $17,458 in consulting fees.

During the three months ended March 31, 2011, the Company recorded a net loss of $7,533,286 compared with a net loss of $13,640 for the three months ended March 31, 2010.  In addition to the above, the Company incurred $472 of interest expense relating to debt balances of $20,407 at 10% per annum in fiscal 2011 compared to no interest-bearing debt in the same period in prior year.

Liquidity and Capital Resources

As at March 31, 2011, the Company’s cash balance and total assets were $173 compared to $nil as at December 31, 2010. The increase in total assets is attributed to the fact that the Company received $20,407 of debt financing during the period and incurred only $20,234 of operating cash costs.

As at March 31, 2011, the Company had total liabilities of $86,657 compared with total liabilities of $53,198 as at December 31, 2010. The increase in total liabilities is attributed to increases in accounts payable and accrued liabilities of $1,016 due to timing differences between the payment terms of various operating expenditures. $12,036 of amounts owing to related parties, and $20,234 of additional notes payable that were issued during the period.

As at March 31, 2011, the Company has a working capital deficit of $86,484 compared with $53,198 at December 31, 2010 and the increase in the working capital deficit is attributed to the use of existing cash to settle obligations.

Cashflow from Operating Activities

During the three months ended March 31, 2011, the Company used $20,234 of cash for operating activities compared to the use of $nil of cash for operating activities during the three months ended March 31, 2010.  The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from debt financing.

Cashflow from Financing Activities

During the three months ended March 31, 2011, the Company received proceeds of $20,407 from financing activities compared to $nil during the three months ended March 31, 2010. The increase in proceeds from financing activities was due to the fact that the Company received $20,407 of additional cash for the issuance of a note payable bearing interest at 10% per annum.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 29, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

On March 22, 2011, the Company issued 30,000,000 shares of common stock to Fernando Londe pursuant to that certain Employment Agreement with Mr. Londe dated March 22, 2011.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description	Filed
3.01	Articles of Incorporation	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amended and Restated Certificate of Incorporation	Filed with the SEC on December 23, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
10.01	Form of Subscription Agreement	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
10.02	Patent Sales Agreement between the Company and David Galosky dated February 8, 2010	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
10.03	Employment Agreement between the Company and Fernando Londe dated March 22, 2011.	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011 as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Weinberg & Baer LLC, dated November 16, 2010	Filed with the SEC on November 17, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGAGOGO VENTURES CORP.

Dated: May 16, 2011	By: /s/ Fernando Londe
By: FERNANDO LONDE
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 16, 2011	/s/ Fernando Londe
By: Fernando Londe Its: Director