Form 10-Q
period 2011-06-30
DIGAGOGO VENTURES CORP
filed 2011-08-22
CIK 1489955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

       . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-166494

DIGAGOGO VENTURES CORP.

(Exact name of registrant as specified in its charter)

Delaware	42-1769945
(State of incorporation)	(I.R.S. Employer Identification No.)

645 Griswold St., Suite 3500

Detroit, Michigan 48226-4120

(Address of principal executive offices)

Phone:  (704) 246-8073

Fax:  (704) 904-6385

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

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

Yes   X  . No      .

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

Yes      . No   X  .

As of August 5, 2011, there were 86,500,000 shares of the registrant’s $.0001 par value common stock issued and outstanding.

DIGAGOGO VENTURES CORP.*

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

June 30, 2011

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	June 30, 2011 $	December 31, 2010 $
ASSETS

Current Assets

Cash	1,727	–

Total Assets	1,727	–
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	86,092	50,662
Due to related parties	3,139	–
Notes payable	62,943	2,536

Total Liabilities	152,174	53,198

Stockholders’ Deficit

Common Stock Authorized: 1,500,000,000 common shares, with a par value of $0.0001 per share Issued and outstanding: 85,000,000 and 55,000,000 common shares, respectively	8,500	5,500

Additional paid-in capital	7,546,800	49,800

Deficit accumulated during the development stage	(7,705,747)	(108,498)

Total Stockholders’ Deficit	(150,447)	(53,198)

Total Liabilities and Stockholders’ Deficit	1,727	–

(The accompanying notes are an integral part of these financial statements)

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended June 30, 2011 $	For the Three Months Ended June 30, 2010 $	For the Six Months Ended June 30, 2011 $	For the period from January 5, 2010 (date of inception) June 30, 2010 $	Accumulated from January 5, 2010 (date of inception) to June 30, 2011 $

Revenue	–	–	–	–	–

Operating Expenses

Consulting fees	–	1,600	17,458	1,600	43,494
General and administrative	27,145	–	27,703	1,000	29,533
Foreign exchange gain	–	–	–	–	(471)
Management fees	6,000	–	7,512,000	–	7,512,000
Professional fees	27,750	4,000	36,185	5,500	95,685
Research and development	–	–	–	11,140	11,140
Transfer agent fees	1,451	5,079	1,814	5,079	12,277

Total Operating Expense	62,346	10,679	7,595,160	24,319	7,703,658

Other Expense

Interest Expense	1,617	–	2,089	–	2,089

Net Loss for the Period	(63,963)	(10,679)	(7,597,249)	(24,319)	(7,705,747)

Net Loss Per Share, Basic and Diluted	–	–	(0.11)	–

Weighted Average Shares Outstanding	85,000,000	30,000,000	71,574,586	30,000,000

(The accompanying notes are an integral part of these financial statements)

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Six Months Ended June 30, 2011 $	For the period from January 5, 2010 (date of inception) June 30, 2010 $	Accumulated from January 5, 2010 (date of inception) to June 30, 2011 $
Operating Activities

Net loss for the period	(7,597,249)	(24,319)	(7,705,747)

Adjustment to reconcile net loss to cash used in operating activities:

Shares issued for management fees	7,500,000	–	7,500,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	35,430	7,079	86,092
Due to related parties	3,139	16,940	3,139

Net Cash Used in Operating Activities	(58,680)	(300)	(116,516)

Financing activities

Proceeds from loan payable	60,407	–	62,943
Proceeds from related parties	–	–	75,300
Proceeds from the issuance of common stock	–	300	(20,000)

Net Cash Provided by Financing Activities	60,407	300	118,243

Increase in Cash	1,727	–	1,727

Cash, Beginning of Period	–	–	–

Cash, End of Period	1,727	–	1,727

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30, 2011, the Company had a working capital deficit of $150,447 and an accumulated deficit of $7,705,747. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2011 and December 31, 2010, the Company had no cash equivalents.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and December 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)

Financial Instruments

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties and notes payable. The fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  The adoption of this standard did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a material effect on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. The adoption of this standard did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Notes Payable

a)

As of June 30, 2011, the Company issued various notes payable totalling $60,407 (2010 - $nil) to a non-related party. These amounts owing are unsecured, due interest of 12% per annum, and due on demand. As of June 30, 2011, accrued interest of $2,089 has been recorded in accounts payable and accrued liabilities.

b)

As of June 30, 2011, the Company owed $2,536 (2010 - $2,536) to a non-related party. The amounts owing are unsecured, non-interest bearing, and due on demand.

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

4.

Related Party Transactions

As at June 30, 2011, the Company owed $3,139 (2010 - $nil) to the President of the Company for financing of day-to-day expenditures and management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

5.

Common Stock

On March 22, 2011, the Company issued 30,000,000 common shares for management fees to the President of the Company valued at $7,500,000, based on the most recent sale of stock.

6.

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

7.

Subsequent Events

a)

On July 5, 2011, the Company, Impact, and Blackswan Inventions Inc., a corporation incorporated pursuant to the federal laws of Canada (“Blackswan”), entered into an Asset Purchase Agreement whereby the Company acquired all of Blackswan’s assets and intellectual property pertaining to the DogoSearch software, in exchange for $500,000 and 1,000,000 common shares of the Company.

b)

On July 5, 2011, the Company, Impact and Banyan Tech Ventures Inc., a corporation incorporated pursuant to the federal laws of Canada (“Banyan”), entered into an Asset Purchase Agreement whereby the Company acquired all of Banyan’s assets and intellectual property pertaining to the DogoPay software, in exchange for $250,000 and 500,000 common shares of the Company.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2011 $	2010 $
Current Assets	1,727	-
Current Liabilities	152,174	53,198
Working Capital (Deficit)	(150,447)	(53,198)

Cash Flows

	June 30, 2011 $	June 30, 2010 $
Cash Flows from (used in) Operating Activities	(58,680)	-
Cash Flows from (used in) Financing Activities	60,407	-
Net Increase (decrease) in Cash During Period	1,727	-

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2011 were $62,346 compared with $10,679 for the three months ended June 30, 2010. The increase in operating expenses was attributed to increases in professional fees of $23,750 relating to accounting and legal costs relating to the Company’s SEC filings and due diligence on potential asset acquisitions, as well as $6,000 in management fees at $2,000 per month to the President and Director of the Company, and $27,145 of general and administrative costs relating to day-to-day operations as the Company had very limited cash flow for operating expenditures in the prior year.

Operating expenses for the six months ended June 30, 2011 were $7,595,160 compared with $13,640 for the six months ended June 30, 2010. The increase was attributed to the fact that the Company issued 30,000,000 common shares with a fair value of $7,500,000 to the President of the Company and overall increases of $34,685 of professional fees relating to legal and accounting services for SEC filings and due diligence of potential asset acquisitions, $26,703 increase in general and administrative costs, and $17,458 of consulting fees.

During the six months ended June 30, 2011, the Company recorded a net loss of $7,597,249 compared with a net loss of $13,640 for the six months ended June 30, 2010.  In addition to the above, the Company incurred $2,089 of interest expense compared to no interest-bearing debt in the same period in prior year.

Liquidity and Capital Resources

As at June 30, 2011, the Company’s cash balance and total assets were $1,727 compared to $nil as at December 31, 2010. The increase in total assets is attributed to the fact that the Company received $60,407 of debt financing during the period and incurred only $58,680 of operating cash costs.

As at June 30, 2011, the Company had total liabilities of $152,174 compared with total liabilities of $53,198 as at December 31, 2010. The increase in total liabilities is attributed to increases in accounts payable and accrued liabilities of $35,430 due to timing differences between the payment terms of various operating expenditures. $3,139 of amounts owing to related parties, and $60,407 of additional notes payable that were issued during the period.

As at June 30, 2011, the Company has a working capital deficit of $150,447 compared with $53,198 at December 31, 2010 and the increase in the working capital deficit is attributed to the use of existing cash to settle obligations.

Cashflow from Operating Activities

During the six months ended June 30, 2011, the Company used $58,680 of cash for operating activities compared to the use of $300 of cash for operating activities during the period ended June 30, 2010.  The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from debt financing.

Cashflow from Financing Activities

During the six months ended June 30, 2011, the Company received proceeds of $60,407 from financing activities compared to $300 during the period ended June 30, 2010. The increase in proceeds from financing activities was due to the fact that the Company received additional cash for the issuance of a note payable bearing interest at 10% per annum.

Quarterly Developments

On June 27, 2011, the Company, Impact Technologies Inc., a wholly-owned subsidiary of the Company (“Impact”), and Swebby Inc., a corporation incorporated pursuant to the federal laws of Canada (“Swebby”) entered into an Asset Purchase Agreement (the “DogoNet Purchase Agreement”) whereby the Company acquired all of Swebby’s assets and intellectual property pertaining to the DogoNet software platform and hosting service, in exchange for five hundred thousand dollars ($500,000) cash and one million (1,000,000) shares of the Company’s common stock at a deemed price of $0.25 per share.

Subsequent Developments

On July 5, 2011, the Company, Impact, and Blackswan Inventions Inc., a corporation incorporated pursuant to the federal laws of Canada (“Blackswan”), entered into an Asset Purchase Agreement (the “DogoSearch Purchase Agreement”) whereby the Company acquired all of Blackswan’s assets and intellectual property pertaining to the DogoSearch software, in exchange for an aggregate of five hundred thousand dollars ($500,000) cash and one million (1,000,000) shares of the Company’s common stock at a deemed price of $0.25 per share.

On July 5, 2011, the Company, Impact and Banyan Tech Ventures Inc., a corporation incorporated pursuant to the federal laws of Canada (“Banyan”), entered into an Asset Purchase Agreement (the “DogoPay Purchase Agreement”) whereby the Company acquired all of Banyan’s assets and intellectual property pertaining to the DogoPay software, in exchange for two hundred and fifty thousand dollars ($250,000) cash and five hundred thousand (500,000) shares of the Company’s common stock at a deemed price of $0.25 per share.

Effective July 25, 2011, Fernando Londe (“Mr. Londe”) resigned as President of the Company.  The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise.

Effective July 25, 2011, Terry Arnold (“Mr. Arnold”) was appointed as President of the Company.  On July 25, 2011, Mr. Arnold accepted the appointment.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 29, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

On June 27, 2011, the Company, Impact Technologies Inc., a wholly-owned subsidiary of the Company (“Impact”), and Swebby Inc., a corporation incorporated pursuant to the federal laws of Canada (“Swebby”) entered into an Asset Purchase Agreement whereby the Company acquired all of Swebby’s assets and intellectual property pertaining to the DogoNet software platform and hosting service, in exchange for five hundred thousand dollars ($500,000) cash and one million (1,000,000) shares of the Company’s common stock at a deemed price of $0.25 per share.

2.            Subsequent Issuances:

On July 5, 2011, the Company, Impact, and Blackswan Inventions Inc., a corporation incorporated pursuant to the federal laws of Canada (“Blackswan”), entered into an Asset Purchase Agreement whereby the Company acquired all of Blackswan’s assets and intellectual property pertaining to the DogoSearch software, in exchange for an aggregate of five hundred thousand dollars ($500,000) cash and one million (1,000,000) shares of the Company’s common stock at a deemed price of $0.25 per share.

On July 5, 2011, the Company, Impact and Banyan Tech Ventures Inc., a corporation incorporated pursuant to the federal laws of Canada (“Banyan”), entered into an Asset Purchase Agreement whereby the Company acquired all of Banyan’s assets and intellectual property pertaining to the DogoPay software, in exchange for two hundred and fifty thousand dollars ($250,000) cash and five hundred thousand (500,000) shares of the Company’s common stock at a deemed price of $0.25 per share.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description	Filed
3.01	Articles of Incorporation	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amended and Restated Certificate of Incorporation	Filed with the SEC on December 23, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
4.01	2011 Equity Incentive Plan dated July 21, 2011	Filed with the SEC on July 22, 2011 as part of our Registration Statement on Form S-8.
4.02	Sample Stock Option Agreement	Filed with the SEC on July 22, 2011 as part of our Registration Statement on Form S-8.
4.03	Sample Stock Award Agreement For Stock Units	Filed with the SEC on July 22, 2011 as part of our Registration Statement on Form S-8.
4.04	Sample Stock Award Agreement For Restricted Stock	Filed with the SEC on July 22, 2011 as part of our Registration Statement on Form S-8.
10.01	Form of Subscription Agreement	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
10.02	Patent Sales Agreement between the Company and David Galosky dated February 8, 2010	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
10.03	Employment Agreement between the Company and Fernando Londe dated March 22, 2011.	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.04	Asset Purchase Agreement by and among the Company, Impact Technologies Inc. and Swebby Inc. dated June 27, 2011	Filed with the SEC on July 7, 2011 as part of our Amended Current Report on Form 8-K/A.
10.05	Asset Purchase Agreement by and among the Company, Impact Technologies Inc. and Blackswan Inventions Inc. dated July 5, 2011	Filed with the SEC on July 7, 2011 as part of our Amended Current Report on Form 8-K/A.
10.06	Asset Purchase Agreement by and among the Company, Impact Technologies Inc. and Banyan Tech Ventures Inc. dated July 5, 2011	Filed with the SEC on July 7, 2011 as part of our Amended Current Report on Form 8-K/A.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011 as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Weinberg & Baer LLC, dated November 16, 2010	Filed with the SEC on November 17, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGAGOGO VENTURES CORP.

Dated: August 22, 2011	/s/ Fernando Londe
FERNANDO LONDE
Its: Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Dated: August 22, 2011	/s/ Terry Arnold
TERRY ARNOLD
Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 22, 2011	/s/ Fernando Londe
By: Fernando Londe Its: Director
Dated: August 22, 2011	/s/ Terry Arnold
By: Terry Arnold Its: Director