Form 10-Q
period 2011-09-30
DIGAGOGO VENTURES CORP
filed 2011-11-21
CIK 1489955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:   September 30, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to ____________

Commission File Number 333-166494

DIGAGOGO VENTURES CORP.

(Exact name of registrant as specified in its charter)

Delaware	42-1769945
(State of incorporation)	(I.R.S. Employer Identification No.)

645 Griswold St., Suite 3500

Detroit, Michigan 48226-4120

(Address of principal executive offices)

Phone:  (704) 246-8073

Fax:  (704) 904-6385

(Registrant’s telephone number)

with a copy to:

Vincent & Rees, L.C.

175 S. Main Street, 15th Floor

Salt Lake City, UT  84111

Phone:  (801) 303-5730

Fax:  (801) 355-5005

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

Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of November 21, 2011 was 89,200,000.

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

* Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "DOGO" refers to Digagogo Ventures Corp.

PART I - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

September 30, 2011

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	September 30, 2011 $	December 31, 2010 $
ASSETS

Current Assets

Cash	1,133	–

Total Current Assets	1,133	–

Intangible assets (Note 3), net of amortization of $121,735 (Note 3)	1,428,265	–

Total Assets	1,429,398	–
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	579,460	50,662
Due to related parties (Note 5)	22,328	–
Notes payable (Note 4)	861,543	2,536

Total Liabilities	1,463,331	53,198

Stockholders’ Deficit

Common Stock Authorized: 1,500,000,000 common shares, with a par value of $0.0001 per share Issued and outstanding: 87,000,000 and 55,000,000 common shares, respectively	8,700	5,500

Additional paid-in capital	8,120,600	49,800

Common Stock Issuable	180,000	–

Deficit accumulated during the development stage	(8,343,233)	(108,498)

Total Stockholders’ Deficit	(33,933)	(53,198)

Total Liabilities and Stockholders’ Deficit	1,429,398	–

 (The accompanying notes are an integral part of these financial statements)

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	For the Nine Months Ended September 30, 2011 $	For the period from January 5, 2010 (date of inception) September 30, 2010 $	Accumulated from January 5, 2010 (date of inception) to September 30, 2011 $

Revenue	50,000	–	50,000	–	50,000

Operating Expenses

Amortization	121,735	–	121,735	–	121,735
Consulting fees	59,999	–	77,457	1,600	103,493
General and administrative	38,962	6,345	66,665	14,345	68,495
Foreign exchange gain	–	(471)	–	(471)	(471)
Management fees	48,000	–	7,560,000	–	7,560,000
Professional fees	104,769	–	140,954	1,500	200,454
Research and development	2,600	–	2,600	11,140	13,740
Transfer agent fees	15,615	597	17,429	2,676	27,892

Total Operating Expenses	391,680	6,471	7,986,840	30,790	8,095,338

Other Expense

Interest expense (Note 4b)	24,806	–	26,895	–	26,895
Loss on settlement of debt (Note 6e)	271,000	–	271,000	–	271,000

Net Loss for the Period	(637,486)	(6,471)	(8,234,735)	(30,790)	(8,320,614)

Net Loss Per Share, Basic and Diluted	(0.01)	–	(0.11)	–

Weighted Average Shares Outstanding	86,780,435	3,788,043	76,605,495	3,265,568

(The accompanying notes are an integral part of these financial statements)

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Nine Months Ended September 30, 2011 $	For the period from January 5, 2010 (date of inception) September 30, 2010 $	Accumulated from January 5, 2010 (date of inception) to September 30, 2011 $
Operating Activities

Net loss for the period	(8,234,735)	(30,790)	(8,343,233)

Adjustment to reconcile net loss to cash used in operating activities:

Amortization	121,735	–	121,735
Shares issued for management fees	7,544,000	–	7,544,000
Shares issued for consulting fees	60,000	–	60,000
Loss on settlement of accounts payable	271,000	–	271,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	157,798	12,701	208,460
Due to related parties	22,328	–	22,328

Net Cash Used in Operating Activities	(57,874)	(18,089)	(115,710)

Financing activities

Payment on debt	(50,000)	–	(50,000)
Proceeds from loan payable	109,007	–	111,543
Proceeds from related parties	–	17,805	–
Proceeds from the issuance of common stock	–	75,300	75,300
Share issuance costs	–	–	(20,000)

Net Cash Provided by Financing Activities	59,007	93,105	116,843

Increase in Cash	1,133	–	1,133

Cash, Beginning of Period	–	–	–

Cash, End of Period	1,133	75,016	1,133

Non-cash investing and financing activities
Shares issued/ issuable for assets	750,000	–	750,000
Issuance of notes payable for assets	800,000	–	800,000

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2011, the Company had a working capital deficit of $1,439,579 and an accumulated deficit of $8,320,614. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Impact Technologies Inc. and Impact Innovations Systems, Inc. All significant inter-company transactions and balances have been eliminated. The Company’s fiscal year end is December 31.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2011 and December 31, 2010, the Company had no cash equivalents.

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

e)

Revenue Recognition

The Company recognizes revenue from sublicensing fees through a non-related party.  Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.

f)

Intangible Assets

Intangible assets include all costs incurred to acquire internet network and channels. Intangible assets are recorded at cost and amortized over useful lives of 3 years using the straight line method.

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

g)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2011 and December 31, 2010, the Company did not have any potentially dilutive shares.

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2011 and December 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

j)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Intangible Assets

a)

On July 6, 2011, the Company entered into an asset purchase agreement with a non-related party to acquire an intellectual property called DogoSearch in exchange for an aggregate of $500,000 in cash and 1,000,000 shares of the Company’s common stock valued at $120,000 based on the market value of the stock on the date of issuance. The cash consideration is payable as follows:

i.

$50,000 payable on September 30, 2011(paid);

ii.

$200,000 payable on October 31, 2011 and;

iii.

$250,000 payable on November 30, 2011.

b)

On July 6, 2011, the Company issued a promissory note of $50,000 to fulfil the cash consideration.

The DogoSearch service gathers and manages data in a unique way, different from existing search engines. It does not scour the Internet for information, but rather, it uses agents of local businesses or organizations to populate this data and the data is exclusive to DogoSearch, meaning that users will not find the same information anywhere else on the Internet.

c)

On July 6, 2011, the Company entered into an asset purchase agreement with a non-related party to acquire an intellectual property called DogoNet in exchange for an aggregate of $500,000 in cash and 1,000,000 shares of the Company’s common stock valued at $120,000 based on the market value of the stock on the date of issuance. On July 6, 2011, the Company issued a promissory note of $500,000 to fulfil the cash consideration.

DogoNet is a sales channel for brands, manufacturers and retail operators in which users can subscribe to. This is a localized sales and distribution network for any business to engage into. It enables users to buy, sell and share with every connected household portal. The DogoNet channel also gives users the opportunity to take advantage of local group purchasing.

d)

On July 6, 2011, the Company entered into an asset purchase agreement with a non-related party to acquire an intellectual property called DogoPlay in exchange for an aggregate of $250,000 in cash and 500,000 shares of the Company’s common stock valued at $60,000 based on the market value of the stock on the date of issuance. On July 6, 2011, the Company issued a promissory note of $250,000 to fulfil the cash consideration.

DogoPlay allows users to instantly track and manage purchases and sales and redeemed points. The DogoNet users will have access to e-commerce management through the use of an 'e-wallet'.

As at September 30, 2011, the Company recorded amortization expense relating to its acquisition of DogoSearch, DogoNet, and DogoPlay of $121,735.

4.

Notes Payable

a)

As of September 30, 2011, the Company issued various promissory notes totalling $800,000 (2010 - $nil) to various non-related parties to acquire various intangible assets. These amounts owing are non-interest bearing, due on demand and secured by security agreements where the creditors have security interests in the assets and intellectual properties as collaterals for the payment and performance of obligations. As at September 30, 2011, the Company recorded 12% imputed interest of $22,619 which has been recorded in accounts payable and accrued liabilities.

b)

As of September 30, 2011, the Company issued various notes payable totalling $109,007 to a non-related party and repaid $50,000 of the loan payable, resulting in an outstanding balance of $59,007 (2010 - $nil). These amounts owing are unsecured, due interest of 12% per annum, and due on demand. As of September 30, 2011, accrued interest of $3,241 has been recorded in accounts payable and accrued liabilities.

c)

As of September 30, 2011, the Company owed $2,536 (2010 - $2,536) to a non-related party. The amounts owing are unsecured, non-interest bearing, and due on demand.

5.

Related Party Transactions

As at September 30, 2011, the Company owed $22,328 (2010 - $nil) to the President of the Company for financing of day-to-day expenditures and management fees. The amount owing is unsecured, non-interest bearing, and due on demand.

6.

Common Stock

a)

On March 22, 2011, the Company issued 30,000,000 common shares to the President of the Company for management fees valued at $7,500,000, based on the market value of the stock on the date of issuance.

b)

On July 6, 2011, the Company issued 1,000,000 shares to a non-related party to acquire the intellectual property valued at $120,000, based on the market value of the stock on the date of issuance.

c)

On July 22, 2011, the Company issued 500,000 common shares to settle legal fees of $79,000 valued at $350,000, based on the market value of the stock on the date of issuance. This results in a loss on settlement of accounts payable of $271,000.

d)

On August 22, 2011, the Company issued 300,000 common shares to a non-related party for consulting fees valued at $60,000, based on the market value of the stock on the date of issuance.

e)

On September 2, 2011, the Company issued 200,000 common shares to the former Director of the Company for management fees valued at $44,000, based on the market value of the stock on the date of issuance.

f)

As of September 30, 2011, the Company had $180,000 in common shares issuable for 1,500,000 shares issuable to non-related parties for the acquisition of intangible assets. These shares were based on the market value of the stock on the date of issuance.

7.

Subsequent Events

a)

In October 2011, the Company issued 1,200,000 common shares to various non-related parties based on the market value of the stock on the date of issuance for consulting services rendered.

b)

On November 3, 2011, the Company issued 1,000,000 common shares to various non-related parties based on the market value of the stock on the date of issuance for legal services rendered.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2011 $	2010 $
Current Assets	1,133	-
Current Liabilities	1,463,331	53,198
Working Capital (Deficit)	(1,439,579)	(53,198)

Cash Flows

	Nine months ended September 30, 2011 $	Nine months ended September 30, 2010 $
Cash Flows from (used in) Operating Activities	(57,874)	(18,089)
Cash Flows from (used in) Financing Activities	59,007	93,105
Net Increase (decrease) in Cash During Period	1,133	75,016

Operating Revenues

During the nine months ended September 30, 2011, the Company earned revenues of $50,000 from sublicensing of its assets compared with $nil for the nine months ended September 30, 2010.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2011 were $391,680 compared with $6,471 for the three months ended June 30, 2010. The increase in operating expenses was attributed to increases in professional fees of $104,769 relating to accounting and legal costs relating to the Company’s SEC filings and due diligence on potential asset acquisitions, as well as $107,999 in consulting and management fees for consulting costs relating to the acquisition of the assets, amortization expense of $121,735 relating to the amortization of its intangible assets and licenses acquired during the period, and  $32,617 of general and administrative costs relating to day-to-day operations as the Company had very limited cash flow for operating expenditures in the prior year.

Operating expenses for the nine months ended September 30, 2011 were $7,986,840 compared with $30,790 for the period from January 5, 2010 (date of inception) to September 30, 2010. The increase was attributed to the fact that the Company issued 30,000,000 common shares with a fair value of $7,500,000 to the President of the Company and overall increases of $139,454 of professional fees relating to legal and accounting services for SEC filings and due diligence of potential asset acquisitions, amortization expense of $121,735 relating to the amortization of its intangible assets and licenses acquired during the period, consulting fees of $75,857 for consulting services relating to the acquisition of the assets, and $52,320 increase in general and administrative costs.

During the nine months ended September 30, 2011, the Company recorded a net loss of $8,234,735 compared with a net loss of $30,790 for the nine months ended September 30, 2010.  In addition to the above, the Company incurred $26,895 of interest expense and a loss on settlement of debt of $271,000 from the settlement of outstanding obligations with the issuance of common shares.  The Company did not have interest expense or loss on settlement of debt in the prior year period.

Liquidity and Capital Resources

As at September 30, 2011, the Company’s cash balance was $1,133 and total assets were $1,429,398 compared to $nil of cash and total assets as at December 31, 2010. The increase in total assets is attributed to the fact that the Company acquired intangible assets and rights to licenses of $1,428,265 net of amortization expense of $121,735.

As at September 30, 2011, the Company had total liabilities of $1,463,331 compared with total liabilities of $53,198 as at December 31, 2010. The increase in total liabilities is attributed to increases in accounts payable and accrued liabilities of $528,798 due to timing differences between the payment terms of various operating expenditures, $22,328 of amounts owing to related parties, and an increase of $859,007 of additional notes payable that were issued during the period.

As at September 30, 2011, the Company has a working capital deficit of $1,462,198 compared with $53,198 at December 31, 2010 and the increase in the working capital deficit is attributed to the use of existing cash to settle obligations.

Cashflow from Operating Activities

During the nine months ended September 30, 2011, the Company used $57,874 of cash for operating activities compared to the use of $18,089 of cash for operating activities during the period ended September 30, 2010.  The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from debt financing.

Cashflow from Financing Activities

During the nine months ended September 30, 2011, the Company received proceeds of $59,007 from financing activities compared to $93,105 during the period ended June 30, 2010. The decrease in proceeds received were attributed to the fact that the Company received $75,300 from the issuance in common shares during the prior year, as no new common shares for cash were issued during the current year.  The proceeds during the nine months ended September 30, 2011 was due to $109,007 received from the issuance of a loan payable offset by the payment of $50,000 to settle outstanding obligations.

Quarterly Developments

None.

Subsequent Developments

None.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:

a)

On July 6, 2011, the Company issued 1,000,000 shares to a non-related party to acquire the intellectual property valued at $120,000, based on the market value of the stock on the date of issuance.

b)

On July 22, 2011, the Company issued 500,000 common shares to settle legal fees of $79,000 valued at $350,000, based on the market value of the stock on the date of issuance. This results in a loss on settlement of accounts payable of $271,000.

c)

On August 22, 2011, the Company issued 300,000 common shares to a non-related party for consulting fees valued at $60,000, based on the market value of the stock on the date of issuance.

d)

On September 2, 2011, the Company issued 200,000 common shares to the former Director of the Company for management fees valued at $44,000, based on the market value of the stock on the date of issuance.

e)

As of September 30, 2011, the Company had $180,000 in common shares issuable for 1,500,000 shares issuable to non-related parties for the acquisition of intangible assets. These shares were based on the market value of the stock on the date of issuance.

2.            Subsequent Issuances:

a)

In October 2011, the Company issued 1,200,000 common shares to various non-related parties based on the market value of the stock on the date of issuance for consulting services rendered.

b)

On November 3, 2011, the Company issued 1,000,000 common shares to various non-related parties based on the market value of the stock on the date of issuance for legal services rendered.

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

DIGAGOGO VENTURES CORP.

Dated: November 21, 2011	/s/ Fernando Londe
FERNANDO LONDE
Its: Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Dated: November 21, 2011	/s/ Terry Arnold
TERRY ARNOLD
Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 21, 2011	/s/ Fernando Londe
By: Fernando Londe Its: Director

Dated: November 21, 2011	/s/ Terry Arnold
By: Terry Arnold Its: Director