Form 10-Q/A
period 2011-09-30
DIGAGOGO VENTURES CORP
filed 2011-11-29
CIK 1489955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Digagogo Venture Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T and to remove Mr. Arnold’s signature as a director of the registrant. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

(A Development Stage Company)

September 30, 2011

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	September 30, 2011 $	December 31, 2010 $
ASSETS

Current Assets

Cash	1,133	–

Total Current Assets	1,133	–

Intangible assets, net of amortization of $121,735 (Note 3)	1,428,265	–

Total Assets	1,429,398	–
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	579,460	50,662
Due to related parties (Note 5)	22,328	–
Notes payable (Note 4)	861,543	2,536

Total Liabilities	1,463,331	53,198

Stockholders’ Deficit

Common Stock Authorized: 1,500,000,000 common shares, with a par value of $0.0001 per share Issued and outstanding: 87,000,000 and 55,000,000 common shares, respectively	8,700	5,500

Additional paid-in capital	8,120,600	49,800

Common Stock Issuable	180,000	–

Deficit accumulated during the development stage	(8,343,233)	(108,498)

Total Stockholders’ Deficit	(33,933)	(53,198)

Total Liabilities and Stockholders’ Deficit	1,429,398	–

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

(The accompanying notes are an integral part of these financial statements)

Digagogo Ventures Corp.

(formerly Eco-Friendly Power Technologies Corp.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Nine Months Ended September 30, 2011 $	For the period from January 5, 2010 (date of inception) September 30, 2010 $	Accumulated from January 5, 2010 (date of inception) to September 30, 2011 $
Operating Activities

Net loss for the period	(8,234,735)	(30,790)	(8,343,233)

Adjustment to reconcile net loss to cash used in operating activities:

Amortization	121,735	–	121,735
Shares issued for management fees	7,544,000	–	7,544,000
Shares issued for consulting fees	60,000	–	60,000
Loss on settlement of accounts payable	271,000	–	271,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	157,798	12,701	208,460
Due to related parties	22,328	–	22,328

Net Cash Used in Operating Activities	(57,874)	(18,089)	(115,710)

Financing activities

Payment on debt	(50,000)	–	(50,000)
Proceeds from loan payable	109,007	–	111,543
Proceeds from related parties	–	17,805	–
Proceeds from the issuance of common stock	–	75,300	75,300
Share issuance costs	–	–	(20,000)

Net Cash Provided by Financing Activities	59,007	93,105	116,843

Increase in Cash	1,133	–	1,133

Cash, Beginning of Period	–	–	–

Cash, End of Period	1,133	75,016	1,133

Non-cash investing and financing activities
Shares issued/issuable for assets	750,000	–	750,000
Issuance of notes payable for assets	800,000	–	800,000

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

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

b)

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description	Filed
3.01	Articles of Incorporation	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amended and Restated Certificate of Incorporation	Filed with the SEC on December 23, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
4.01	2011 Equity Incentive Plan dated July 21, 2011	Filed with the SEC on July 22, 2011 as part of our Registration Statement on Form S-8.
4.02	Sample Stock Option Agreement	Filed with the SEC on July 22, 2011 as part of our Registration Statement on Form S-8.
4.03	Sample Stock Award Agreement For Stock Units	Filed with the SEC on July 22, 2011 as part of our Registration Statement on Form S-8.
4.04	Sample Stock Award Agreement For Restricted Stock	Filed with the SEC on July 22, 2011 as part of our Registration Statement on Form S-8.
10.01	Form of Subscription Agreement	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
10.02	Patent Sales Agreement between the Company and David Galosky dated February 8, 2010	Filed with the SEC on May 4, 2010 as part of our Registration Statement on Form S-1.
10.03	Employment Agreement between the Company and Fernando Londe dated March 22, 2011.	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.04	Asset Purchase Agreement by and among the Company, Impact Technologies Inc. and Swebby Inc. dated June 27, 2011	Filed with the SEC on July 7, 2011 as part of our Amended Current Report on Form 8-K/A.
10.05	Asset Purchase Agreement by and among the Company, Impact Technologies Inc. and Blackswan Inventions Inc. dated July 5, 2011	Filed with the SEC on July 7, 2011 as part of our Amended Current Report on Form 8-K/A.
10.06	Asset Purchase Agreement by and among the Company, Impact Technologies Inc. and Banyan Tech Ventures Inc. dated July 5, 2011	Filed with the SEC on July 7, 2011 as part of our Amended Current Report on Form 8-K/A.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011 as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Weinberg & Baer LLC, dated November 16, 2010	Filed with the SEC on November 17, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS	** XBRL Instance Document	Filed herewith.
101.SCH	** XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	** XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	** XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	** XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	** XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGAGOGO VENTURES CORP.

Dated: November 29, 2011	/s/ Fernando Londe
FERNANDO LONDE
Its: Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 29, 2011	/s/ Fernando Londe
By: Fernando Londe Its: Director